Form 10KSB40
period 1998-12-31
RESOURCE CAPITAL TRUST I
filed 1999-05-12
CIK 1076298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                       Commission file number 333-70361-01

                            RESOURCE CAPITAL TRUST I
                 (Name of Small Business Issuer in its Charter)

                Delaware                                         31-6614995
      (State or Other Jurisdiction                            (I.R.S. Employer
           of Incorporation)                                 Identification No.)

     3720 Virginia Beach Boulevard                                  23452
        Virginia Beach, Virginia                                  (Zip Code)
(Address of Principal Executive Offices)

                                 (757) 463-2265
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
       Title of Each Class                           on Which Registered
       -------------------                           -------------------

              None                                          n/a

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                             Yes  X   No
                                                                 ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's gross income for its most recent fiscal year:  N/A

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 1998: N/A

         The number of outstanding shares of Common Stock as of May 7, 1999 was 11,382.

         * This Form  10-KSB  also  covers  368,000  shares of the  Registrant's
$2.3125 Capital Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on February 11, 1999.

         Resource Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on December 23, 1998. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $2.3125 Capital Securities (the "Capital Securities") and common securities (the "Common Securities," and together with the Capital Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Resource Bankshares Corporation, a Virginia corporation (the "Corporation"), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are $9,484,550 principal amount of Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $284,550 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $9,200,000 aggregate liquidation amount of Capital Securities. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

         On March 9, 1999, the Trust invested the proceeds from the sale and issuance of the Trust Securities in the Junior Subordinated Debt Securities. The Trust's ability to pay distributions to the holders of the Capital Securities is dependent on its receipt of distributions on the Junior Subordinated Debt Securities from the Corporation. Therefore, upon the receipt by the Trust of payments from the Corporation, the Trust will pass through such payments to the holders of the Capital Securities.

         Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

         The following documents are exhibits to this report:

         4.1 Certificate of Trust (incorporated by reference to Exhibit 4.1 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

         4.2 Trust Agreement between Resource Bankshares Corporation and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

         4.3 Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.3 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

         4.4 Form of Junior Subordinated Indenture between Resource Bankshares Corporation and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

         4.5      Form of Capital Security (included in Exhibit 4.3 above).

         4.6      Form of Junior Subordinated Debt Security (included in Exhibit
                  4.4 above).

         4.7 Form of Guarantee Agreement with respect to the Trust Securities (incorporated by reference to Exhibit 4.7 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RESOURCE CAPITAL TRUST I



Date:  May 12, 1999                  By: /s/ T. A. Grell, Jr.
                                         -------------------------------------
                                         T. A. Grell, Jr.
                                         Administrative Trustee



Date:  May 12, 1999                  By: /s/ Harvard R. Birdsong
                                         -------------------------------------
                                         Harvard R. Birdsong
                                         Administrative Trustee

                                  EXHIBIT INDEX


       Number                                  Document
       ------                                  --------

        4.1 Certificate of Trust (incorporated by reference to Exhibit 4.1 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

        4.2 Trust Agreement between Resource Bankshares Corporation and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

        4.3 Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.3 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

        4.4 Form of Junior Subordinated Indenture between Resource Bankshares Corporation and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

        4.5                Form of Capital  Security  (included  in Exhibit  4.3
                           above).

        4.6 Form of Junior Subordinated Debt Security (included in Exhibit 4.4 above).

        4.7 Form of Guarantee Agreement with respect to the Trust Securities (incorporated by reference to Exhibit 4.7 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).