Form 10QSB
period 1999-03-31
RESOURCE CAPITAL TRUST I
filed 1999-05-14
CIK 1076298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                               Commission File No. 333-70361-01
March 31, 1999


                            RESOURCE CAPITAL TRUST I


            Delaware                                             31-6614995
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



          3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452
                     (Address of Principal Executive Office)


                                 (757) 463-2265
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ (not subject to filing requirements for the past 90 days).

         As of May 7, 1999 the Registrant had 11,382 shares of its Common Stock outstanding.

         * This Form  10-QSB  also  covers  368,000  shares of the  Registrant's
$2.3125 Capital Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on February 11, 1999.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.      Financial Statements.   (See Note Below)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, and the Corporation's Quarterly Reports on Form 10-Q for the quarter ended March 31, 1999, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

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

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

                                     RESOURCE CAPITAL TRUST I
                                     (Registrant)




Date:  May 12, 1999                  By: /s/ T. A. Grell, Jr.
                                         ---------------------------------------
                                         T. A. Grell, Jr.
                                         Administrative Trustee



Date:  May 12, 1999                  By: /s/ Harvard R. Birdsong
                                         ---------------------------------------
                                         Harvard R. Birdsong
                                         Administrative Trustee