Form 10-Q
period 1999-06-30
RESOURCE CAPITAL TRUST I
filed 1999-08-16
CIK 1076298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                           Commission File No. 333-70361-01
June 30, 1999


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

         As of August 9, 1999 the Registrant had 11,382 shares of its Common Stock outstanding.

         * This Form 10-Q also covers 368,000 shares of the Registrant's $2.3125 Capital Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on February 11, 1999.

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

         NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, and the Corporation's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

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

                                  RESOURCE CAPITAL TRUST I
                                  (Registrant)




Date:  August 11, 1999           By: /s/ T. A. Grell, Jr.
                                     ----------------------------------
                                     T. A. Grell, Jr.
                                     Administrative Trustee



Date:  August 11, 1999           By: /s/ Harvard R. Birdsong
                                     ----------------------------------
                                     Harvard R. Birdsong
                                     Administrative Trustee