Form 10-K405
period 1999-12-31
RESOURCE CAPITAL TRUST I
filed 2000-03-30
CIK 1076298

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                       Commission file number 333-70361-01

                            RESOURCE CAPITAL TRUST I

             (Exact Name of Registrant as Specified in its Charter)

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

                                 (757) 463-2265

              (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Exchange Act

                                                          Name of Each Exchange
Title of Each Class                                        On Which Registered
-------------------                                        -------------------

       None                                                        n/a

       Securities registered pursuant to Section 12(g) of the Exchange Act

                                      None

                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                           Yes   X       No
                              -----        -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 1999: N/A

         The number of outstanding shares of common equity as of March 15, 2000 was 11,382.

         *This Form 10-K also covers 368,000 shares of the Registrants $2.3125 Capital Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on February 11, 1999,

         Resource Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on December 23, 1998. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $2.3125 Capital Securities (the "Capital Securities") and common securities (the "Common Securities," and together with the Capital Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Resource Bankshares Corporation, a Virginia corporation (the "Corporation"), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are $9,484,550 principal amount of Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $9,200,000 aggregate liquidation amount of Capital Securities and by $284,550 aggregate liquidation amount of Common Securities, all of which are held by the Corporation. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are
guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

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

         Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-K. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

         The following documents are exhibits to this report:

     4.1 Certificate of Trust (incorporated by reference to Exhibit 4.1 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-01)).

     4.2 Trust Agreement between Resource Bankshares Corporation and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 of the Registration Statement of the Trust on Form S-2 (Nos. 333-70361 and 333-70361-0l)).

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RESOURCE CAPITAL TRUST I



Date:  March 29, 2000                By:      /s/ T. A. Grell, Jr.
                                        --------------------------
                                             T. A. Grell, Jr.
                                             Administrative Trustee


Date:  March 29, 2000                By:      /s/ Harvard R. Birdsong
                                        -----------------------------
                                             Harvard R. Birdsong
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