Form 10-Q
period 2000-03-31
RESOURCE CAPITAL TRUST I
filed 2000-05-12
CIK 1076298

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000                Commission File No. 533-70361-01


                            RESOURCE CAPITAL TRUST I
             (Exact name of registrant as specified in its charter)

                   Delaware                                   3l-6614995
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)


          3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452
          (Address of Principal Executive Offices)           (Zip Code)


                                 (757) 463-2265
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___ .
                                        ----

     As of May 11, 2000 the Registrant had 11,382 shares of its Common Stock outstanding.

     *This Form 10-Q also covers 368,000 shares of the Registrant's $2.3125 Capital Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on February 11, 1999.

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.  (See Note Below)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Resource Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on December 23, 1998. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $2.3125 Capital Securities (the "Capital Securities") and common securities (the "Common Securities," and together with the Capital Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Resource Bankshares Corporation, a Virginia corporation (the "Corporation''), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $284,550 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $9,200,000 aggregate liquidation amount of Capital Securities. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (See Note Below)

     NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, and the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

                                    PART II
                               OTHER INFORMATION

Item l.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RESOURCE CAPITAL TRUST I
                                    (Registrant)

Date:  May 11, 2000          By:  /s/ T. A. Grell, Jr.
                                __________________________________________
                                         T. A. Grell, Jr.
                                         Administrative Trustee


Date:  May 11, 2000          By:  /s/ Harvard R. Birdsong
                                __________________________________________
                                         Harvard R. Birdsong
                                         Administrative Trustee