Form 10-K405
period 2000-12-31
RESOURCE CAPITAL TRUST I
filed 2001-04-02
CIK 1076298

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                                                            Yes     X   No
                                                                 -----     ----


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2000: N/A

     The number of outstanding shares of common equity as of March 15, 2001 was 11,382.

     *This Form 10-K also covers 368,000 shares of the Registrant's $2.3125 Capital Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on February 11, 1999.

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

     Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-K. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended

December 31, 2000, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

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

                             RESOURCE CAPITAL TRUST I



Date:  March 28, 2001        By: /s/  T.A. Grell, Jr.
                                      ---------------
                                      T. A. Grell, Jr.
                                      Administrative Trustee


Date:  March 28, 2001         By:/s/ Harvard R. Birdsong
                                     -------------------
                                     Harvard R. Birdsong
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