Form 10-Q
period 2001-03-31
RESOURCE CAPITAL TRUST I
filed 2001-05-14
CIK 1076298

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001                Commission File No. 533-70361-01


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

     As of May 10, 2001 the Registrant had 11,382 shares of its Common Stock outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (See Note Below)

     NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, and the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

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

                                    RESOURCE CAPITAL TRUST I
                                    (Registrant)

Date:  May 10, 2001          By:   /s/ T.A. Grell, Jr.
                                 ------------------------------------
                                         T. A. Grell, Jr.
                                         Administrative Trustee


Date:  May 10, 2001          By:   /s/ Harvard R. Birdsong
                                 -------------------------------------
                                         Harvard R. Birdsong
                                         Administrative Trustee