Form 10-Q
period 2001-06-30
RESOURCE CAPITAL TRUST I
filed 2001-08-13
CIK 1076298

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001                 Commission File No. 533-70361-01


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

     As of August 10, 2001 the Registrant had 11,382 shares of its Common Stock outstanding.

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

     Resource Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on December 23, 1998. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $2.3125 Capital Securities (the "Capital Securities") and common securities (the "Common Securities," and together with the Capital Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Resource Bankshares Corporation, a Virginia corporation (the "Corporation''), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $284,550 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $9,200,000 aggregate liquidation amount of Capital
                                -
Securities. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (See Note Below)

     NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, and the Corporation's Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 3720 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

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

                              RESOURCE CAPITAL TRUST I
                              (Registrant)

Date:  August 10, 2001        By:  /s/ T. A. Grell Jr.
                                   -------------------
                                       T. A. Grell, Jr.
                                       Administrative Trustee


Date:  August 10, 2001        By:  /s/ Harvard R. Birdsong
                                   -----------------------
                                       Harvard R. Birdsong
                                       Administrative Trustee